Form 10KSB
period 1997-12-31
ATI NETWORKS INC
filed 1998-07-10
CIK 1064769

FORM 10-KSB

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED

                              December 31, 1997

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              [NO FEE REQUIRED] for the transition period from

                         ____________ to ____________

                     Commission file number: 33-22832-D

                             ATI NETWORKS, INC.
               (Name of small business issuer in its charter)


         COLORADO                                         84-1089801
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification Number)

         460 Cedar Street
         Fond du Lac, Wisconsin                           54935

         (Address of principal executive offices)         (Zip Code)

         Issuer's telephone number, including area code:

         (920) 922-7030


            Securities registered pursuant to Section 12(b) of the
                           Securities Exchange Act:

      Title of each class       Name of each exchange on which registered

      NONE                      N/A

            Securities registered pursuant to section 12(g) of the
                           Securities Exchange Act:

      COMMON STOCK,
      NO PAR VALUE PER SHARE    N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [  ]   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $83,525

As of June 22, 1998, 3,184,357 shares of the issuer's Common Stock were outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

See Part III, Item 13, Exhibits and Reports on Form 8-K

Transitional Small Business Disclosure Format:  Yes     No  X

PART I


ITEM 1. DESCRIPTION OF BUSINESS

EXECUTIVE SUMMARY

The Company was founded as a Research and Development Company to create and license leading edge software applications. In December of 1995, the Company's first product, AutoNav for Windows, was selected by Automotive Engineering Magazine readers as one of the Top 50 Products of the Year. In 1996, with its LogiTrak software, ATI became the first company in the world to enable wireless communications and vehicle tracking over the INTERNET. In 1997, ATI completed the development and recently began marketing of two proprietary website properties. The first is a fully automated, global real estate exchange website known as ARealGem.com. The second is ArtGems.com, the first fully automated, online art auction on the Internet. Having already received over 6,000 timeshare listings for aRealGem.com in the past 90 days, and $7,000,000 of art inventory for ArtGems.com, the Company is well on its way to meeting its sales objectives for these sites in 1998.

The company is a C-Corporation with its principal business offices located at 460 Cedar Street, Fond du Lac, Wisconsin.

Business

The company has developed proprietary software technologies for real time data communications over the Internet, vehicle tracking, vehicle navigation, and an informational database Internet website. The Company designs and develops the technologies it sells, both with its own in-house engineers and privately contracted developers. When outside developers are used, as well as with its employee engineers and scientists, all ownership, trade secrets and proprietary rights to the technology is assigned to ATI.

Future revenue sources include development fees, software licensing fees, Internet advertising fees, wireless communications fees, and the sale of mobile data communications and tracking equipment. Future sales will also include maintenance (upgrades) for software map data bases, software mapping applications, and fees for properties sold on its proprietary real estate database website.

The Company is now in the growth stage of business, having begun international sales of its software technologies and use of its Internet websites.

Products

ATI has developed the following products:

NavQuest - Mapping, Routing, and Navigation Software. A CD-ROM product that includes all US and many Canadian streets and highways on one CD. NavQuest also contains advanced routing features found in more expensive programs. An earlier version of this mapping software, under the tradename AutoNav, received Automotive Engineering Magazine's prestigious Top 50 Products Award.

Sale of the mapping, routing, and navigation software product is now in the growth stage. Having shipped just over 5,000 copies in 1996, the Company was back ordered for 6,000 units in January of 1998 alone. Management expects to ship over 100,000 units in 1998. They plan to follow the US/Canadian product with extensions to their line, which will include versions for distribution in France, Germany, and the United Kingdom.

LogiTrak - Map Based Tracking and Messaging Via the INTERNET- Incorporating the NavQuest mapping and routing engines, LogiTrak includes all the functionality of NavQuest plus enabling the user to do multiple vehicle tracking and wireless data communications over the INTERNET. LogiTrak can be configured to operate in a regional mode without an INTERNET connection using a local wireless device such as the MicroTracker.

Internet WebSites - At the end of 1997, ATI completed the development and began marketing two proprietary website properties, www.aRealGem.com and www.ArtGems.com.

Known on the web as arealgem.com, (pronounced A Real Gem), the site enables Timeshare property buyers and sellers around the world to connect with each other directly in one place on the Internet. Visitors to the site may view or search for available properties for sale in 70 countries around the world. By following the easy, step-by-step instructions to list property(s) for sale, individual users complete an on-line listing form, submit a picture, or video file of the property, and all of their property information is immediately available for viewing by any of the 70 million users of the Internet. The Company provides a complete buyer's service to online timeshare buyers by handling escrow and title insurance for every timeshare sold on its sites.

When creating its web sites, the Company's engineers creatively utilized the latest active server technology from Microsoft, to provide online buyers access to a large database of inventory in a compelling and exciting, live auction environment. The site allows multiple auctions to take place simultaneously by enabling participants to scan through all of the currently available inventory, view digital pictures of each item, then make bids on their favorite(s). Multiple bids can be made on multiple items by anyone logged onto the sites, with the Company's web server acting as the traffic cop for all auction transactions. Imagine a combination of a stock exchange and art, and you have the format for ArtGems. Ditto for timeshares. The result is a dynamic and friendly environment to engage in electronic exchanges of art and timeshare properties.

Technology

ATI, Inc., is pleased to announce the establishment of the world's first fully automated, global real estate exchange web site. By applying sophisticated database technology to the Internet, ATI has created an easy to use, yet powerful, real estate information website that can be viewed by any Internet Web Browser. Unlike other real estate sites established solely for Realtors, the aRealGem website now makes it easy for everyone, realtor and layman alike to list their property for sale on the most comprehensive high-traffic, Internet website dedicated to real estate sales of all kinds. The aRealGem website was formed to use ATI's proprietary Internet technology to facilitate and promote the listing and sale of properties in 70 countries to the global online community, by providing a convenient, central point of exchange.

Known on the web as arealgem.com, (pronounced A Real Gem), the site enables real estate property buyers and sellers around the world to connect with each other directly in one place on the world wide web. For Sale by Owner (FSBO) types and Realtors alike can now advertise their properties to the global community by going to the Real Gem website. Visitors to the site may view or search for available properties for sale in 70 countries around the world. By following the easy, step-by-step instructions to list property(s) for sale, individual users complete an on-line listing form, submit a picture or video file of the property, and all of their property information is immediately available for viewing by any of the 70 million+ users of the Internet.

The Company charges a basic fee of $20 per month to submit a property listing on the site, and currently is running a travel promotion that gives 2 nights free lodging at major hotels and motels in many resort cities for every listing submitted. The Company gives discounts to Realtors for submitting large numbers of listings. The Company expects to receive over 20,000 listings.

by the end of 1998, and to add 5,000 listings per month in 1999. There is no charge to search and view properties for sale on the site.

When creating its web sites, the Company's engineers creatively utilized the latest active server technology from Microsoft, to provide online buyers access to a large database of inventory in a compelling and exciting, live auction environment. The site allows multiple auctions to take place simultaneously by enabling participants to scan through all of the currently available inventory, view digital pictures of each item, then make bids on their favorite(s). Multiple bids can be made on multiple items by anyone logged onto the sites, with the Company's web server acting as the traffic cop for all auction transactions. Imagine a combination of a stock exchange and art, and you have the format for ArtGems. Ditto for timeshares. The result is a dynamic and friendly environment to engage in electronic exchanges of art and timeshare properties.

Market

The INTERNET and the World Wide Web

The INTERNET is a global collection of computer networks, linking millions of public and private computers around the world. Historically, the INTERNET was used by academic institutions and government agencies to exchange information and send and receive electronic mail. A number of factors, including the proliferation of communication-enabled personal computers, the availability of intuitive, graphical software and wide accessibility to an increasingly robust network infrastructure, have allowed widespread access to the INTERNET at a rapidly declining cost, and have facilitated the emergence of the Web, a client/server system of hyper-link, multimedia databases.

The Web enables non-technical users to easily access information on the INTERNET and enables individuals or organizations to offer textual or graphical and other information directly to end users. Users can easily access information on the Web using client software known as Web "browsers." In recent years, the Web has experienced a rapid increase in the number of individual users. Price Waterhouse and International Data Corporation ("IDC") have estimated that the number of INTERNET users will exceed 200 million people by the end of 1999, from approximately 70 million in mid-1997; and an October 1995 Commerce Net/Nielsen INTERNET Demographics Survey indicated that approximately 18 million people in the U.S. and Canada had used the Web during the three month period prior to the survey.

Additionally, many businesses and individuals in developing countries have purchased personal computers in increasing numbers, but lack access to reliable telecommunications services in their area. Since these businesses and individuals do not want to be left behind in the race for access to global information, it is anticipated by all Internet research firms that growth in developing nations will also increase at a rapid pace.

Marketing

The Company plans to promote the site nationally and internationally over the Internet with banner ads on high traffic sites such as HomeNet, USAToday, and YAHOO, that link directly to arealgem.com. Currently a travel promotion is being offered in conjunction with Advantage Travel for each listing placed on the site. The Company has partnered with CPNM, Cable/Print Network Marketing Corp, a major national multimedia conglomerate, to manage the media rollout and promotion of both the new RealGem website, as well as future Company websites. By applying brand name development strategies, Company management intends to position AREALGEM as the definitive source on the Internet to advertise and exchange all types of real estate.

Advertising and Promotion

The Company's partnership agreement with CPNM, a US marketing firm that owns interests in cable television networks, newspapers, magazines, and Direct Broadcast satellite channels. Under the terms of the agreement, CPNM will market and advertise arealgem.com through a variety of Direct Response advertising promotions in its national media. These venues include Family Guide magazine, hundreds of weekly newspapers, and Direct Response cable and satellite television infomercials. In addition, CPNM will be nationally advertising and promoting the Company's future media properties through these same channels. The audience for this combined media blitz represents over 35 million US households. The partnership gives the Company recurring national exposure for its consumer products through well established national media.

Additionally, the Company is working with editors of national magazines to position its Internet consumer products as major brand names. The capital investment the Company is seeking will help expand this national advertising effort to rapidly build the site's brand name awareness.

Over the past 90 days, the Company has secured exclusive, 24-month Internet marketing rights with nationally known artists and publishers, for the online sale of over $7,000,000 of art inventory on its ArtGems site and related partner sites. Additional artist's and publisher's inventories are being added weekly. Additionally, the company has received over 6,000 timeshare listings for aRealGem.com. The company receives a minimum sales commission of $500 for each of the timeshares purchased from the company's sites. The Company has agreed to supply some of its inventory to Onsale.com, a publicly traded, online general auction site with over $85 million in 1997 sales. OnSale states in their Prospectus that they are the largest revenue generating, general consumer auction site on the Internet. This website partner currently generates between 500 and 700 orders per day of general merchandise sales. Similar arrangements have been made with Home Shopping Network's online auction, FirstAuction.com, under a lucrative revenue sharing agreement. Company management believes the strategic relationships with many distribution partners enhances the Company's brand name awareness among the Internet community, and significantly improves its ability to achieve future revenue and profit goals.

Market Definition

Mapping, Routing and Navigation Software

With NavQuest, the Company is competing in the computer mapping and routing market. This market was composed of approximately 300,000 units last year, according to IDC. ATI believes the major future trend in the industry will be toward high quality, value oriented mapping product offerings. This market will continue to grow substantially over the next decade as automobile manufacturers and aftermarket automobile equipment manufacturers begin to offer these products in the US, as they already do in Japan and Germany.

The US auto market is comprised of over 17 million new vehicles annually, and is a virtually untapped market for vehicle navigation systems. Market research by Automotive Engineering Magazine and the Big 3 automakers suggests the vehicle navigation market will grow to over 3,000,000 units annually by the year 2000. Company management expects the niche in which it competes to grow over the next decade, as more automotive equipment and electronics manufacturers seek to enter the US market with their product offerings. The major forces affecting this change will be the falling cost of electronic components, more travel by technically capable baby boomers, and the growing use of personal computers.

Map Based Tracking and Messaging

LogiTrak - This market includes over 10,000 long haul truck companies, and thousands of local delivery companies that represent over 11 million pickup and delivery vehicles in the US alone. Internationally, anyone that wishes to track or communicate with mobile fleets, service technicians, or salespeople can use ATI's tracking and data communications services. Sales are comprised of LogiTrak software that is used by dispatchers in addition to the mobile communication units for vehicles.

Wireless Telecommunications

Since the 1980's, the availability and use of wireless telecommunications services has grown dramatically. The major growth sectors have included mobile cellular telephone and specialized mobile radio which provide voice and data communications, paging, and satellite-based mobile data services which provide data communications. The growth in wireless services has been driven primarily by technology advances and changes in telecommunications regulations and consumer behavior. In addition, in less developed markets, wireless services have become an alternative to fixed wireline services which are characterized by poor quality, limited capacity and long installation waiting periods.

Wireless Communications systems increasingly are being adopted in developing markets in order to more quickly implement fixed communications services. In many international markets, including the People's Republic of China ("PRC"). India, Indonesia and Brazil, fixed telephone systems are inadequate to handle demand with telephone line penetration ranging from less than 1% to less than 10% compared with over 50% in major developed markets. Wireless Communications systems provide an attractive alternative to traditional copper and fiber based fixed services with the potential to be implemented more quickly and at lower cost than wireline services. The installation of Wireless Communications systems minimizes the need to obtain right-of-ways and excavate existing roads and infrastructure to lay copper or fiber cables. There is a rapidly growing global demand for the use of wireless communications devices, and the software that makes these devices communicate.

Position

The NavQuest software CDROM is a consumer mapping product that is useful, inexpensive, and fun. Various demographic groups have a need for this product, and ATI plans to tailor national advertising and marketing accordingly. The product will continue to be revised and updated continuously to provide increasingly better value as well as expanded demographic market penetration.

Although the Company originally positioned its LogiTrak mobile data communications and tracking software to meet the need of the transportation industry to keep in touch with their drivers, it plans to expand the market to others. With this goal in mind, ATI designed and developed LogiTrak as an easy to use tool for anyone with a PC running Windows 95. Using a modular approach to product development, the ATI development team has made it possible to add communications drivers for cellular, CDPD, and PCS systems to the software's existing satellite and RF communications capabilities. The Company expects that by the addition of these drivers to the software, this it can expand the potential market for users of its tracking software to include everyone with a computer that uses the Windows 95 operating system.

All website products are positioned to provide the INTERNET web user with the ability to use the Company's products anywhere in the world, with any of the three major web browsers. The Company's server architecture is scaleable to allow growth as usage of the Company's websites continues to grow.

Pricing

Pricing strategy for all products is to be competitive with the market. The company arrives at pricing based on a combination of gross margin objectives and market prices of similar product offerings. This pricing is reviewed monthly to ensure that potential profits are not squandered, while enabling the Company to continue selling its products at competitive pricing that enable rapid increase in market share. Duplication and distribution costs are less than 20% of current wholesale prices, so profit margins are adequate to maintain this pricing strategy, while enabling ATI to reach its market share objectives.

Distribution Channels

The distribution channels used for NavQuest mapping and routing navigation software product are cataloguers, retailers, and tourist information services. With the additional funding, ATI would like to extend distribution to include national direct response TV ads. The Company began an ad campaign just prior to the summer travel season, since the desire to plan for vacations on one's home computer increases consumer response to advertising. These channels make sense for delivering the product to the end user because of customer profile and geography. Some of the competition uses the wholesaler channel, while no competitor uses all of the same channels as ATI. ATI's distribution strategy is advantageous because the partnership with CPNM into established distribution channels enables ATI to increase market share of its consumer products, without substantially sacrificing profit margins.

To sell mobile data communications services effectively, ATI believes it is necessary to recruit and train a technically competent, direct sales organization, while also continuing to license reseller/partners to sell its wireless communications technology. Upon completing funding, the Company plans to hire additional sales people to market and license its products globally.

Customers

ATI's customers number in the tens of thousands and include the following major companies:

WP6-34;     AT&T
WP6-34;     Harley Davidson
WP6-34;     Bell South Mobility
WP6-34;     Trimble Navigation Limited.
WP6-34;     Flash, Inc.

Employees
                         Presently              One Year from now
                         Operations             425
                         Clerical               26
                         Administrative         24

None of the Company's employees are subject to collective bargaining agreements.

Copyrights/Patents

The Company owns the Copyrights and Trademarks for AutoNav, LogiTrak, and NavQuest, as well as its website properties. Intellectual property and trademark protection is an integral part of the corporate strategy to maximize exclusivity and legally protect ownership of the Company's proprietary technology properties in the marketplace.

None of the Company's business, products, or properties are subject to material regulation (including environmental regulation) by federal, state, or local governmental agencies.

The Company has recently acquired 87% of Waterford International, an inactive public company domiciled in the State of Colorado. Within the next 30 days, the Company intends to complete a one for one stock exchange with Waterford. Subsequent to this transaction, it is management's intention to file with the National Association of Securities Dealers, (NASD) for active trading on the NASDAQ Over-the-Counter(OTC) Exchange. Upon final approval from the NASD, all existing ATI shareholders will have free trading shares.

Insurance

The Company maintains director and officer ("D&O") liability insurance on a claims made basis for all of its current officers and directors. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The cost and availability of such coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

Employees

As of June 22, 1998, the Company employed approximately 10 people. None of the Company's employees is a member of a labor union, and the Company considers its relations with its employees to be excellent.

IMPORTANT FACTORS RELATED TO
FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors which may be listed from time to time in the Company's reports on Form 10-QSB, 10-KSB and registration statements filed under the Securities Act.

Forward-looking statements encompass the (i) expectation that the Company can secure additional capital, (ii) continued expansion of the Company's operations through joint ventures and acquisitions, (iii) success of existing and new marketing initiatives undertaken by the Company, and (iv) success in controlling the cost of services provided and general administrative expenses as a percentage of revenues.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to expand, that capital will be available to fund the Company's growth at a reasonable cost, that competitive conditions within the industry would not change materially or adversely, that demand for the Company's services would remain strong, that there would be no material adverse change in the Company's operations or business, and that changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


ITEM 2.  DESCRIPTION OF PROPERTY

Facilities

The Company currently has approximately 2000 square feet of office space and 1000 square feet of warehouse. Management believes its current facility will be inadequate for the company's future needs, and has plans for the use of a 9,000 sq. ft. building upon confirmation of funding. CD-ROM disk duplication and packaging is done both on-site and off site, with current software duplication capacity at over 2,000,000 units per month.

     The Company believes that its rental costs are equal to or less than those which would be charged for comparable space on month to month basis by a third party. Rental space is available in the area, and the Company expects to be able to continue to obtain a lease for adequate space at costs comparable to its current rent.

Copyrights/Patents

The Company owns the Copyrights and Trademarks for AutoNav, LogiTrak, and NavQuest, as well as its website properties. Intellectual property and trademark protection is an integral part of the corporate strategy to maximize exclusivity and legally protect ownership of the Company's proprietary technology properties in the marketplace.

None of the Company's business, products, or properties are subject to material regulation (including environmental regulation) by federal, state, or local governmental agencies.

The following tabulates certain information with respect to the lease
currently executed between the Company and                               .


                    Current
                    Square           Monthly                     Lease
Location            Footage          Rental         Lessor       Expiration
-----------------------------------------------------------------------------
Executive Offices   2,500            $600.00        Wisconsin
460 Cedar Street                                    Lumber Co.
Fond du Lac, WI
54935



ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings to which the Company (or any of its directors and officers in their capacities as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There has been no public market or trading in ATI Networks, Inc. Common Stock, and there can be no assurance that an active trading market will develop or be sustained. Provided a trading market does develop in the future, the market price of the shares of Common
Stock is likely to be highly volatile and may be significantly affected by factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, governmental regulatory action, developments with respect to patents or proprietary rights and general market conditions. The Company is plans to be listed on Standard and Poor's Standard Corporation Description and Records.

     The last reported sale price of the Common Stock on April 18, 1998 was $5.00 per share. The number of record holders of the Company's Common Stock was one hundred twelve (112) on June 22, 1998.

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

         As reflected in the price quotations above, there have not been significant price fluctuations in the Company's Common Stock. Factors that may cause or can cause market prices to fluctuate include any purchase or sale of a significant number of securities during a relatively short time period, quarterly fluctuations in results of operations, announcements of new facilities, issuance of additional securities, registration of securities and entrance of such securities into the public float, market conditions specific to the Company's industry and market conditions in general. In addition, in recent years the stock market in general has experienced significant price and volume fluctuations. These fluctuations, which may be unrelated to the operating performance of specific companies, have had a substantial effect on the market price for many small capitalization companies such as the Company.

Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may adversely affect the price of the Common Stock.

DESCRIPTION OF SECURITIES

     The authorized capital stock of ATI Networks, Inc. consists of twenty million (20,000,000) shares of Common Stock, no par value, of which 3,184,357 shares will be outstanding on the Distribution Record Date.

     Holders of ATI Networks, Inc. Common Stock will be entitled to one vote per share on all matters submitted to any vote of stockholders. Cumulative voting for the election of directors is not permitted and therefore the holders of a majority of the shares of ATI Networks, Inc. Common Stock will be able to elect all of the directors. The
ATI Networks, Inc. Common Stock does not have preemptive rights and is not convertible, redeemable or assessable. The holders of ATI Networks, Inc. Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally
available therefor.   See Dividends on ATI Networks, Inc.
Common Stock below. Upon liquidation or dissolution, holders of ATI Networks, Inc. Common Stock are entitled to share ratably in all net assets available for distribution to stockholders.

Restrictions of Transfer

     Shares of ATI Networks, Inc. Common Stock held by non-affiliate ATI Networks, Inc.'s stockholders will be freely transferable, except for shares held by persons who may be deemed to be "affiliates" of ATI Networks, Inc. under the Securities Act of 1933, as amended (the "Securities Act"). Persons who may be deemed to be affiliates of ATI Networks, Inc. generally include individuals or entities that control, are controlled by, or are under common control with ATI Networks, Inc. and may include certain officers and directors of ATI Networks, Inc. as well as principal stockholders of ATI Networks, Inc.. Persons who are affiliates of ATI Networks,
Inc. will be permitted to sell their shares of ATI Networks, Inc.
only pursuant to an effective registration statement under the Securities Act or an exemption from the registration requirements of the Securities Act, such exemptions afforded by Section 4(1) or Rule 701 of the Securities Act or Rule 144 thereunder.

Dividends on ATI Networks, Inc. Common Stock

     ATI Networks, Inc. does not intend to pay any dividends in the foreseeable future and will follow a policy of retaining its earnings for use in its operations. In addition, under its proposed loan agreement, ATI Networks, Inc. will be prohibited from paying cash dividends without prior approval of its lender banks.

Transfer Agents

     The transfer agents for the ATI Networks, Inc. Common Stock are American Securities Transfer, Inc., whose address is 1825
Lawrence Street, Suite 444, Denver, Colorado 80202-1817 and whose telephone number is (303) 298-5370.


ITEM 6. SELECTED FINANCIAL DATA

Not applicable


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR
        PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

     The Company has been primarily focused on development of its software products and recently began marketing its two primary CD-ROM software products. Development and completion of the new Internet informational database website occurred in July of this year. The Company has lacked adequate capital to mount an effective national marketing campaign, and is now seeking additional capital to build its sales and marketing group. The Company recently hired a Sales and Marketing Vice President, and a Marketing Consultant with a history of successful experience in the software and advertising media business. Considering the high profit margins of the Company's CDROM and online software products, and if the needs of capital and marketing talent are met, it is anticipated by management that the company can be profitable this year.

     The software industry is extremely competitive and dynamic. Although the Company has received a great deal of exposure in the national media, it still must prove itself in the marketplace. The growth of the Internet as a distribution medium for software and information has greatly expanded the global market for the Company's core products, while at the same time created new opportunities for the Company to create and sell variations of its products. It is expected that with the additional exposure of the Company and its products to the online community, that clones of the Company's products will occur. The Company believes continuing to expand exposure to the online community is a must to create brand name recognition, while partnering and distribution contracts are expanded. The Company expects to see rapid growth in its future sales figures, since the recent signing of sales and distribution contracts with CPNM, a major national media organization, HSN/FirstAuction.com, and OnSale.com, the leader companies in online auction sales.

     The existing gross margin (net sales less cost of such sales as presented in accordance with generally accepted accounting principles) as a percentage of sales for the last fiscal year is 65 %.

     The anticipated gross margin for next year of operations is approximately 65 %.

     The trend of the Company sales margins is to stay the same or increase, since the Company plans to focus its future sales and licenses on software and advertising products.

     Foreign sales as a percent of total sales for last fiscal year were 25%.

     Domestic government sales as a percent of total domestic sales for last fiscal year were 0%.

      It is expected that the percentage of foreign sales will remain the same, or increase slightly, since this closely represents the approximate ratio of foreign users to total users of the Internet. The Company does not market directly to the government and does not expect any significant sales to come from this sector.

After-tax earnings for the last fiscal year were $(371,782).
The net tangible book value of the Company at year end 1997 was $ (82,555). For this purpose, net tangible book value means total assets (exclusive of copyrights, patents, goodwill, research and development costs and similar intangible items) minus total liabilities.

Like many early stage technology companies, the majority of the Company's assets are intangible assets such as copyrights, trademarks, and Research and Development costs. Current market values of technology companies is substantially higher than their net tangible book value per share. Therefore, the Company has priced this offering at a comparable price per share to reflect current market offerings.

During the last 12 months, the Company entered into the following private transactions for the sale of its stock:

1) 23,340 shares of Class A Common Stock were sold to unrelated private parties at $5.00/share during 1997.

2) 2,000 shares of Class A Common Stock were issued to an employee for services rendered at $5.00 per share in April, 1997.


ITEM 8. FINANCIAL STATEMENTS

        The financial statements are included beginning at F-2. See page F-1 for the Index to the Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

From the date the Registrant commenced operations through any subsequent interim period preceding the dismissal there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS

Chief Executive Officer:       Larry Bestor
Age:                           46
Office Street Address:         460 Cedar Street
                               Fond du Lac, WI 54935
Telephone:                     (920) 922-7030

Duties include contract negotiation, capitalization, and business direction. Prior to founding the company, Mr. Bestor served in a variety of management positions. He has over 10 years experience in the financial services field, as an investment consultant for IDS/American Express and Prudential Insurance Company. Mr. Bestor is listed in U.S. Registry's WHO'S WHO of American Colleges and Universities, and WHO'S WHO in Leading American Executives. He attended the University of Wisconsin Engineering School, and has a Business Degree from Marian College. Mr. Bestor is also a Director of the company.

VP Marketing:                  Blade Thomas
Age:                           45
Office Street Address:         Same as above

Mr. Thomas previously served as Vice President of Marketing for Entrepreneur Magazine and MET-Rx. At MET-Rx USA, he conceptualized and engineered the production of radio, print and TV ad campaigns to create demand for retail distribution of the company's products. Over a three year period, using his direct response ads to increase demand for the company's products, annual sales grew from $7.2 million to over $65 million. While with Entrepreneur Magazine, he was the leading executive responsible for the sale of over 200 "how to" business startup and operations manuals, the company's subscription and news stand sales, as well as trade shows, and business seminars.

Chief Financial Officer:       William H. Geenen
Age:                           59
Office Street Address:         Same as above

     Mr. Geenen has over 30 years of accounting experience prior to joining the Company. He has previously served in various accounting positions at
Air Wisconsin, including Controller, Vice President & Treasurer, and CFO, up until its sale to United Airlines in 1992. While there, he managed the airline's initial public stock offering in 1980, a secondary offering
1982, and subsequent related transactions. Since 1992 he has been a principal in the firm of W. H. Geenen and Associates, a financial management
firm.    Mr. Geenen received a B.S. in Accounting from Marquette University in 1959. Mr. Geenen is also a Director of the Company. Mr Geenen spends an estimated 2-3 days per week on Company business.

Secretary/ Treasurer:          Susan Bestor
Age:                           42
Office Street Address:         Same as above

     Susan has worked for the Company for the past 5 years, both part time and full time. Job responsibilities include payroll, accounting, bookkeeping, and employee group benefits plans. As Corporate Secretary/Treasurer, Susan has also been responsible for keeping and maintaining Board minutes, Board resolutions, and processing and recording stock sale transactions. Susan is also a director of the Company. Susan received a Bachelor's
Degree in Psychology from the University of  Wisconsin, Summa cum
Laude in 1976.

DIRECTORS OF THE COMPANY

Number of Directors:           5

     All Company Officers/Directors have served on the Board since the inception of the company except Dr. Sybesma who was added to the Board in 1995, and Mr. Geenen who was added in 1997.

     Information concerning outside Directors (i.e. those not described above):

Name:                          Steven Sorenson
Age:                           46
Title:                         Director
Office Street Address:         620 E. Fond du Lac Avenue
                               Ripon, WI  54971
Telephone:                     (920) 748-2841

     Mr. Sorenson practices law in the Fox River Valley area as a partner in Sorenson-Wurtz Law Offices. Mr. Sorenson concentrates his practice in the areas of commercial, corporate, and financial law. As a member of the State Bar Corporation and Banking Section, he has been involved in projects that involve the revision development of Wisconsin corporate and banking laws. Mr. Sorenson is the current President of the Wisconsin
State Bar Association.

     Education (degrees, schools, and dates): Attorney Sorenson received his Juris Doctorate from Marquette University in 1977.

Name:                          Dr. William Sybesma
Age:                           50
Title:                         Director
Home Street Address:           865 Mullen Drive
                               Fond  du Lac, WI
                               54935
Telephone:                     (920) 921-6363

     Dr. Sybesma is Board Certified in the specialty of Otolaryngology
- Head and Neck Surgery, and practices in Fond du Lac, Wisconsin at the Fond du Lac Regional Medical Clinic. He has served as
President of the Fond du Lac County Medical Society and on the Board of Directors of the Fond du Lac Medical Clinic. Dr. Sybesma received his MD from the University of Iowa School of Medicine in 1972.

     Mr. Bestor and Mr. Thomas have worked previously in management positions in startup businesses. Neither individual had signed non-compete agreements with their former employers. Further, all technology has been created since beginning employment with ATI, exclusively for use by the Company, and is owned by ATI, Inc.

     Both CFO and CEO have experience managing startups. From 1974-1981, Mr. Bestor was the founder of two companies, one of which specialized in architectural design, the other in building construction. Mr. Geenen is the founder of a firm that specializes in small business consulting and is a recognized expert in the area in startup companies. He was also an early part of the senior management team at Air Wisconsin, seeing it through many stages of its growth and expansion over the 22 years he was there.

     Key man life insurance exists on Mr. Bestor for $1 million that is owned by the Company, and or which Mrs. Susan Bestor is the primary beneficiary.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following material contains information concerning the directors, including their recent employment, positions with the Company, other directorships and age as of the date of this Form 10-KSB.


                                CAPACITY
NAME                  AGE       WHICH SERVED          OFFICER SINCE
-------------------------------------------------------------------

Lawrence Bestor       45        Chairman
460 Cedar Street                CEO and President
Fond du Lac, WI
54935

William Geenen        59        Chief Operating Officer
460 Cedar Street
Fond du Lac, WI
54935

Blade Thomas          45        Vice President,
460 Cedar Street                Marketing
Fond du Lac, WI
54935

Steven Sorenson       46        Director
460 Cedar Street
Fond du Lac, WI
54935

Dr. William Sybesma   50        Director
460 Cedar Street
Fond du Lac, WI
54935

---------------------------

Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. There are currently vacancies on the board of directors. The Board is seeking qualified nominees to fill the vacancies and anticipates that the nominees will be presented to shareholders at the Company's next annual meeting. Officers are appointed by and serve at the discretion of the Board of Directors. All of the Company's officers devote full-time to the Company's business and affairs.

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission and the Company. Specific due dates for these reports have been established and the Company is required to disclose any failure to file, or late filing, of such reports. Based solely on the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the Company and written representations with respect to filing of such Forms, the Company is aware that all Forms have been filed timely to date.

COMMITTEES OF THE BOARD

The Board of Directors will delegate certain of its authority to a Compensation Committee and an Audit Committee. There are currently vacancies on both of these committees. The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

The primary function of the Compensation Committee will be to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's proposed Option Plan.

The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by both the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee will report to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

BOARD AND COMMITTEE ATTENDANCE

In the 1997 fiscal year, the Board of Directors held four meetings. All directors attended more than 75% of the aggregate of board and committee meetings held during the 1997 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                   Long Term Compensation
________________________________________________________________________________________________________________
Annual Compensat.                      Awards                                          Payouts
________________________________________________________________________________________________________________

(a)                 (b)    (c)         (d)           (e)           (f)        (g)      (h)       (i)
                                                     Other         Rest.                                                     All
Name and                                             Annual        Stock               LTIP      Other
Principal                                            Comp.         Award(s)   Opt.     P/outs    Comp.
Position            Year   Salary      Bonus($)      ($)           ($)        SARs(#)  ($)       ($)
________________________________________________________________________________________________________________
Larry Bestor        1997   $65,000
460 Cedar St.
Fond du Lac,
WI 54935

Susan Bestor        1997    $8,250
460 Cedar St.
Fond du Lac,
WI 54935


No employee of the Company receives any additional compensation for his services as a director. Non-management directors receive no salary for their services as such, but are entitled to receive reasonable travel or other out-of-pocket expenses incurred by non-management directors in attending meetings of the Board of Directors and a fee of $100.00 per meeting attended.

The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees. The Board of Directors may recommend one or more such programs for adoption in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock as of June 3, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

     Principal owners of the Company (those who beneficially own directly or indirectly 10% or more of the common and preferred stock presently outstanding) starting with the largest common stockholder. Include separately all common stock issuable upon conversion of convertible securities (identifying them by asterisk) and show average price per share as if conversion has occurred. Indicate by footnote if the price paid was for a consideration other than cash and the nature of any such consideration.

                           Shares of ATI Networks
                           Common Stock to be
                           Beneficially Owned            Percent
Name and                   as of the 06-22-98            of
Address                    Record Date                   Class

Lawrence Bestor            1,356,640                     43.00%
460 Cedar Street
Fond du Lac, WI
54935

Oshkosh Truck Corp.          600,000                     18.80%
2307 Oregon St.
Oshkosh, WI
54935

William Geenen                 4,000                       .13%
460 Cedar Street
Fond du Lac, WI
54935

Blade Thomas                  10,000                       .03%
460 Cedar Street
Fond du Lac, WI
54935

Steven Sorenson               22,000                       .70%
460 Cedar Street
Fond du Lac, WI
54935

Dr. William Sybesma           80,000                      2.60%
460 Cedar Street
Fond du Lac, WI
54935

All Directors and          1,472,640                     46.40%
Officers as a Group

the transactions described below were fair and reasonable to the Company on the basis that such transactions were on terms at least as favorable as could have been obtained from unaffiliated third parties.
The transactions between officers and directors of the Company, on the one hand, and the Company, on the other, have inherent conflicts of interest.

     (a) The number of shares subject to issuance under presently outstanding stock purchase agreements, stock options, warrants or rights:
7,213,000 shares ( 67 % of total shares to be outstanding after the completion of the offering if all securities sold, assuming exercise of options and conversion of convertible securities). Indicate which have been approved by shareholders. State the expiration dates, exercise prices and other basic terms for these securities:

     Year of Expiration      Exercise Price         Number of Shares

     2004                    $0.10                  6,176,000
     2004                    $1.00                    142,000
     2004                    $2.50                    112,000
     2005                    $2.50                    640,000
     2006                    $5.00                    143,000
     2007                    $5.00                    101,000

     (b) Number of common shares subject to issuance under existing stock purchase or option plans but not yet covered by outstanding purchase agreements, options or warrants: 697,000 shares.

     Shareholder approval is not required for grants made under the Employee Stock Option Plan. Board approval is required for all other increases in capitalization. The Board is currently composed of three Company officers and three non-employee shareholder representatives.

     All employees except the President have signed two year non-compete agreements. In addition, the Company has an employee stock option plan that vests stock options awarded each year over a 5 year period at 20% per year.


PART IV


ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

EXHIBIT NO.   DOCUMENT

3.1           Articles of Incorporation of the Company, as amended;

3.2           Bylaws of the Company, as amended;

23.1          Law Offices of Mark T. Thatcher, Consent of Counsel

23.2 Consent of Schneck and Associates, independent certified public accountants for the Company.

27            Financial Data Schedule

---------------------------------------

     (b)  REPORTS ON FORM 8-K

The Company has not filed any reports on Form 8-K during the 1997 fiscal year.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     A majority of the Directors and the Chief Executive and Financial Officers of the Company shall sign this Disclosure Document on behalf of the Company and by so doing thereby certify that each has made diligent efforts to verify the material accuracy and completeness of the information herein contained. By signing this Disclosure Document, the Chief Executive and Chief Financial Officers agree to make themselves, the Company's books and records, copies of any contract, lease or other document referred to in the Disclosure Document, or any other material contract or lease (including stock options and employee benefit plans), except any proprietary or confidential portions thereof, and a set of the exhibits to this Disclosure Document, available to each investor prior to the time of investment, and to respond to questions and otherwise confirm the information contained herein prior to the making of any investment by such investor.

     The Chief Financial Officer signing this form is hereby certifying that the financial statements submitted fairly state the Company's financial position and results of operations, or receipts and disbursements, as of the dates and period(s) indicated, all in accordance with generally accepted accounting principles consistently applied (except as stated in the notes thereto) and (with respect to year-end figures) including all adjustments necessary for fair presentation under the circumstances.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Chief Executive Officer/Director       Director

/s/ Lawrence Bestor                    /s/ Dr. William Sybesma

Lawrence Bestor                        Dr. William Sybesma


Chief Financial Officer/Director       General Counsel/Director

/s/ William Geenen                     /s/ Steven Sorenson

William Geenen                         Steven Sorenson

FINANCIAL STATEMENTS

December 31, 1997 and December 31, 1996

With Independent Auditors' Report

TABLE OF CONTENTS

ATI, INC.

INDEPENDENT AUDITORS' REPORT               F-2

FINANCIAL STATEMENTS

     Balance Sheets                        F-(3-4)

     Statements of Operations              F-(5-6)

     Statements of Stockholders' Equity    F-7

     Statements of Cash Flows              F-(8-9)

     Notes to Financial Statements         F-(10-19)

Independent Auditors' Report

Board of Directors
ATI, INC.
Fond du Lac, Wisconsin

We have audited the accompanying balance sheets of ATI, INC. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATI, INC. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Schenck & Associates

________________________
Fond du Lac, Wisconsin
May 1, 1998

ATI NETWORKS, INC.

Balance Sheets
December 31, 1997 and December 31, 1996

ASSETS

                                        1997              1996
                                        _______________   _______________
Current assets
     Cash and cash equivalents          $      24,938     $      58,651
     Investment securities                      4,000            10,800
     Accounts receivable allowance,
          Net allowance of $4,015
          and $126, respectively                8,113           110,994
     Inventories 10,050 26,279
     Prepaid expenses                           1,376               683
                                        _______________   _______________

Total current assets                           48,477           207,407

Property and equipment
     Office furniture and equipment            78,749            62,695
     Less accumulated depreciation            (36,095)          (26,013)
                                        _______________   _______________
Net property and equipment                     42,654            36,682

Other Assets
     Capitalized software
     development cost, net of
     accumulated amortization
     of 278,677 and 158,934,
     respectively                             426,610           271,713


                                        $     517,741           515,802


The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                        1997              1996
                                        _______________   _______________
Current liabilities

     Note payable                       $      50,000     $           -
     Current maturities of
       long-term debt                           2,524                 -
     Accounts payable                          14,840            19,639
     Accrued liabilities                        5,602            14,338
     Deferred revenue                          52,416            52,414

Total current liabilities                     125,382            86,391

Long-term debt, less current maturities         5,477                 -

Deferred revenue                               52,416           104,829

Total liabilities                             183,275           191,220

Stockholders equity
     Common stock, no par value,
     10,000,000 shares authorized,
     2,560,500* shares issued and
     outstanding                            1,126,391           940,281
     Accumulated deficit                     (775,125)         (595,299)
     Unrealized loss on investments           (16,800)          (20,400)

Total stockholders' equity                    334,466           324,582

                                        $     517,741     $     515,802

*Adjusted for two-for-one stock
split effective May 1, 1996.

See notes to financial statements.

ATI, INC.
Statements of Operations Years Ended
December 31, 1997 and 1996
                                                           Percent of Net Sales
                                   1997       1996         1997       1996

Net sales
     Software                      $  72,790  $  44,719     87.14       3.8
     Other                            10,735     57,330     12.95       6.2

Total net sales                       83,525    102,049    100.0      100.0

Operating expenses
     Cost of sales                    24,623     35,145     29.5       34.4
     Amortization of
     capitalized software
     development costs               119,743     91,204    143.4       89.4
     Research and
     development expenses              8,093                 9.7
     Sales and marketing
     expenses                         57,918     83,709     69.3       82.0
     General and
     Administrative expenses          36,281     16,821     43.4       16.5
     Depreciation expense             10,882      7,858     13.07        .7

Total operating expenses             232,917    199,592    278.81      95.6

Loss from operations                (174,015)  (132,688)  (208.3)    (130.0)

Other income (expense)
     Loss on sale of
     investment securities            (6,545)    (2,597)    (7.8)      (2.5)
     Dividend and interest
     income                            1,063      5,726      1.3        5.6
     Miscellaneous income                702                 7.1
     Interest expense                   (399)       (95)     (.5)       (.1)

Other income (expense), net           (5,811)     3,061     (6.9)       3.0

Loss before income taxes            (179,826)  (129,627)  (215.3)    (127.0)

Provision for income taxes----

Net loss                           $(179,826) $(129,627)  (215.3)    (127.0)

ATI, INC.

Years Ended December 31, 1997 and 1996

                                                          Percent of Net Sales

                                   1997       1996        1997       1996

Net loss                           $(179,826) $(129,627)  (215.3)    (127.0)

Net loss per share                 $   (0.07) $   (0.05)

Weighted-average number of
common shares outstanding          2,592,840  2,560,500


See notes to financial statements.


ATI, INC.

Statements of Stockholders' Equity
Years Ended December 31, 1997 and 1996



                                                                        Unrealized
                    Common           Stock            Accumulated       Loss on
                    Shares           Amount           Deficit           Investments       Total

Balance,
January 1, 1996     1,280,250        $940,281         $(465,672)        $ (5,999)         $ 468,610

  Two-for-one
  stock split       1,280,250        -                -                 -                 -
  Repurchase of
  common stock      -                -                -                 -                 -
  Unrealized loss
  On investments    -                -                -                  (14,401)           (14,401)
  Net loss          -                -                 (129,627)        -                  (129,627)

Balance,
December 31, 1996   2,560,500         940,281          (595,299)         (20,400)           324,582

  Issuance of
  common stock         37,340         191,110         -                 -                   191,110
  Repurchase of
  common stock         (5,000)         (5,000)                                               (5,000)
  Unrealized loss
  on investments    -                -                -                    3,600              3,600
  Net loss          -                -                 (179,826)        -                  (179,826)

Balance,
December 31, 1997   2,592,840        1,126,391         (775,125)         (16,800)           334,466


See notes to financial statements

ATI, Inc.
Statements of Cash Flows
Years Ended
December 31, 1997 and 1996

                                        1997              1996
                                        ______________    ______________
Operating activities
     Net loss                           $  (179,826)      $  (129,627)
     Adjustments to reconcile
       net loss to net cash
       provided by (used for)
       operating activities:
     Depreciation and amortization          130,625            99,060
     Loss on sale of property and
       equipment                                  -                 -
     Loss on sale of
       investment securities                  6,545             2,597
     Provision for losses on
       accounts receivable                    3,889                 -
     Deferred revenue                       (52,411)          157,243
     Decrease (increase) in:
      Accounts receivable                    98,992          (100,389)
      Inventories                            16,229            (3,207)
      Prepaid expenses                         (693)              224
      Other                                       -                91
     Increase (decrease) in:
     Accounts payable                        (4,799)           19,639
     Accrued liabilities                     (8,736)              (29)

Net cash provided by (used for)
operating activities                          9,815            45,602

Investing activities
      Purchase of property and equipment    (16,854)          (18,863)
      Purchase of investment securities
      available for sale                          -           (12,563)
     Proceeds from sale of
       investment securities
       available for sale                     3,855            17,766
     Capitalized software
       development costs                   (274,640)         (244,140)

Net cash used for investing activities     (287,639)         (257,800)

Financing activities
     Proceeds from issuance of
       note payable and
       long-term debt                        58,001                 -
     Retirement of note payable and
     long-term debt                               -                 -
     Proceeds from sale of common stock     191,110                 -
     Purchase of common stock                (5,000)                -

Net cash provided by
  financing activities                      244,111

ATI, INC.
Statements of Cash Flows, continued
Years Ended December 31, 1997 and 1996

                                        1997              1996
                                        ______________    _____________
Cash and cash equivalents
     Net increase (decrease)                (33,713)         (212,198)
     Beginning of year                       58,651           270,849

     End of year                        $    24,938       $    58,651

Supplemental cash flow information
     Cash paid for interest             $       399       $        95

See notes to financial statements.

ATI NETWORKS, INC.

Notes to Financial Statements

ATI, INC.
Notes to Financial Statements
December 31, 1997 and 1996

Note 1 - Nature of business and summary of significant accounting policies

 A.     Nature of business

     ATI, Inc., doing business as American Technologies, Inc. ("the Company") is a U.S.-based company whose principal line of business is to develop, market, and license unique software applications that can be used for business advertising, automated vehicle tracking, wireless communications, and entertainment. The principal market for the Company's products and technologies are companies seeking to advertise their products and services on these software platforms. Additional markets include companies with mobile assets, organizations requiring the wireless transfer of data and the general public. The Company grants unsecured credit to its United States customers.

 B.     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used in assessing the carrying value of capitalized software development costs. It is reasonably possible that these estimates could change in the near term.

 C.     Cash equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturities of three months or less to be cash equivalents.

 D.     Inventories

Inventories, consisting of computer software and hardware, are stated at the lower of cost, determined on the first-in, first-out method, or market.

ATI, INC.
Notes to Financial Statements, Continued
December 31, 1997 and 1996

Note 1 - Nature of business and summary of significant accounting policies, continued

E.     Software development costs

     The Company capitalizes internal costs in developing software products upon determination that technological feasibility has been established for the product. Costs incurred prior to the establishment of technological feasibility are charged to product development expense. When the product is available for general release to customers, capitalization ceases and such costs are amortized on a product-by-product basis based on current and future revenue with an annual minimum equal to the straight-line amortization over the remaining estimated economic useful life of the product (three years). Capitalized software development costs at December 31, 1997 and 1996 were approximately $427,000 and $272,000, respectively. Amortization of these costs amounted to approximately $120,000 and $91,000 for 1997 and 1996, respectively.

 F.     Property, equipment and depreciation

     Property and equipment are stated at cost. Expenditures for additions and improvements are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently as incurred. Properties sold, or otherwise disposed of are removed from the property accounts, with gains or losses on disposal credited or charged to the results of operations.

     Depreciation is provided over the estimated useful lives of the respective assets, using the straight-line method for financial reporting purposes and, in general, accelerated methods for income tax purposes.

 G.     Income taxes

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes which represent the future tax consequences of differences between the financial and tax bases of assets and liabilities. The differences relate primarily to depreciable assets and software development costs. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income.

ATI, INC.
Notes to Financial Statements, Continued
December 31, 1997 and 1996

Note 1 -     Nature of business and summary of significant accounting
policies, continued

 H.     Net loss per share

Net loss per share is determined using the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of outstanding options. In periods in which a net loss has been incurred, all common stock equivalents are considered antidilutive. Only primary loss per share information is provided since fully diluted per share amounts are not applicable for loss periods.

Note 2 - Investment securities

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold debt securities until maturity, they are classified as held to maturity investments and carried at amortized historical cost. Debt securities not intended to be held to maturity and marketable equity securities are classified as available for sale and carried at fair value.

Realized gains and losses on dispositions are based on the net proceeds and the adjusted book value of the securities sold, using the specific identification method. Unrealized gains and losses on marketable securities available for sale are based on the difference between book value and fair value of each security. These unrealized gains and losses are credited or charged to stockholders' equity, whereas realized gains and losses flow through the Company's statement of operations.

At December 31, 1997 and 1996, the marketable securities portfolio was comprised of equity securities classified as available for sale.

Following are the market values and original cost of marketable securities available for sale as of December 31:


               1997                                               1996
               Market                            Unrealized       Market                            Unrealized
               Value            Cost             Losses           Value            Cost             Losses

Equity
securities     $  4,000         $  20,800        $  16,800        $  10,800        $  31,200        $  20,400


ATI, INC.
Notes to Financial Statements, Continued
December 31, 1997 and 1996

Note 3-Notes payable

The Company has a $50,000 line-of-credit with Bank One of Fond du Lac, which is payable May, 1998. Interest is payable monthly at prime plus
1/2% (9% at December 31, 1997). The line-of-credit is collateralized by a general business security agreement and personal guarantee of the majority shareholder. Outstanding borrowings under this line-of-credit amounted to $50,000 and $0 at December 31, 1997 and 1996, respectively.

Note 4-Long-term debt

Long term debt at December 31, 1997 and 1996 consists of the following:

                                        1997              1996

Capital leases (Note 5).                $  8,001          $ -

Less current maturities                    2,524            -

Long-term debt, less current maturities $  5,477          $ -

Aggregate maturities of long-term debt for each of the years succeeding
December 31, 1997 are as follows:

                                        Year ending
                                        December 31,
                                        1998              $  2,524
                                        1999                 3,070
                                        2000                 2,407

                                                          $  8,001


ATI, INC.
Notes to Financial Statements, Continued
December 31, 1997 and 1996

Note 5-Capital leases

The Company has leased computer equipment under a lease which is the equivalent of a purchase agreement. The cost of $15,864 is included as an element of office furniture and equipment in the balance sheet at December 31, 1997.
Accumulated depreciation relating to the compute equipment at December 31, 1997 was $1,586.

Depreciation expense relating to the computer equipment was $1,586 for 1997.

Following is a schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum payments as of December 31, 1997:

                                        Year ending
                                        December 31,
                                        1998              $   3,883
                                        1999                  3,883
                                        2000                  2,589

     Total minimum lease payments                            10,355

     Less amount representing interest                        2,354

     Present value of net minimum
     lease payments                                          $8,001

Note 6-Operating leases

The Company leases its office facilities under a month-to-month operating lease.
Rent expense under all operating leases amounted to $7,200 for both 1997 and 1996.

Note 7-Income taxes

The provision for income taxes for the years ended December 31 1997 and 1996 consists of the following:
                                        December 31,
                                        1997              1996

Current                                 $-                $-
Deferred                                 -                 -

Income tax expense                      $-                $-


ATI, INC.
Notes to Financial Statements, Continued
December 31, 1997 and 1996

Note 7-Income taxes, continued

The effective income tax rate on loss before income taxes differed from the federal income tax statutory rate for the following reasons for the years ended December 31, 1997 and 1996:

                                        December 31,

                                        1997              1996
Income tax charge (credit):
     At statutory rate                  $ (53,000)        $ (34,000)
     Change in valuation allowance         62,000            40,000
     State income taxes (credit),
     net of federal tax effect             (9,000)           (6,000)

Provision for income taxes              $       -         $       -

Significant components of the Company's
net deferred tax asset as of
December 31, 1997 and 1996
were as follows:

                                        December 31,
                                        1997              1996
Deferred tax assets:
     Accrued liabilities not yet
     deductible for tax                 $  30,000         $     500
     Federal and state loss
       carryforwards                      291,000           130,000
     Capitalized software
     development costs                          -             7,500

Deferred asset                            321,000           138,000

Valuation allowance                      (204,000)         (135,000)

Deferred tax liabilities:
     Depreciation                               -            (3,000)
     Capitalized software
     development costs                   (117,000)

Net deferred tax asset                  $       -         $       -

At December 31, 1997, the Company had net operating loss carryforwards of approximately $1,053,000 and $1,046,000, respectively, for federal and State income tax purposes, which expire from 2005 through 2012.


ATI, INC.
Notes to Financial Statements, Continued
December 31, 1997 and 1996

Note 8-Related party transactions

     During 1996, the Company entered into an agreement with Sybesma Research
("Sybesma"), a company owned by a stockholder owning less than 10% of the Company's common stock. Under the agreement, Sybesma agreed to pay for certain software development costs and overhead in connection with new development of the Logitrak and NavQuest products. In exchange, the Company agreed to pay Sybesma a royalty equal to 15% of the gross profit on all future sales of Logitrak and NavQuest. The royalties are payable either in cash or stock options for common stock of the Company at the discretion of Sybesma.
The Company billed Sybesma approximately $157,000 during 1996 and no additional billing is expected under the agreement. The Sybesma billings in 1996 have been recorded as deferred revenue and will be recognized as income over the same time period that the related software development costs are amortized to expense. (See Note 1.F.) Accounts receivable at December 31,
1996 includes $76,000 due from Sybesma under this agreement.

Note 9 - Stock split

     On April 24, 1996, the Board of Directors authorized a 2-for-1 stock split to stockholders of record on May 1, 1996. The stock split resulted in the issuance of 1,280,250 shares of common stock and 3,585,000 shares of stock options and warrants.

Note 10 - Employee incentive compensation plan

     The Company has an incentive plan for the purpose of providing incentive compensation to officers and employees ("Plan"). The Plan provides that 25% of net income as defined in the Plan shall be placed in the Employee Incentive
Fund, to be distributed to employees in amounts to be determined, at the sole discretion of the Employee Incentive Compensation Committee.

Participants in the Plan include all officers upon their initial hire date and all salaried employees upon their completion of 12 months employment with the Company.

The Board of Directors reserves the right to amend, modify, suspend, or discontinue the Plan at any time.

There were no Company payments made under the Plan during 1997 and 1996.

ATI, INC.
Notes to Financial Statements, Continued
December 31, 1997 and 1996

Note 11-Stock option plan

     The Company has a Stock Purchase and Option Plan ("Plan") under which it has granted stock options and warrants to purchase common stock to employees, directors, officers, and others at various times since 1994. Options and warrants are granted at an option price per share equal to or greater than fair value at the date of grant, as determined by the best judgment of the Board of Directors. Generally, options granted to employees vest over a five-year period and expire 10 years after the date of grant. Canceled options are available for future grant.

The following is a summary of stock option plan activity for the years ended
December 31, 1997 and 1996:

                                        1997              1996
Shares
     Granted                              101,000           123,000
     Exercised                                  -                 -
     Canceled                                   -           (90,000)

December 31:
     Outstanding                        7,109,000         7,008,000
     Exercisable                        8,878,800         6,860,400

Average exercise price per share
     Granted                            $    5.00             $5.00
     Exercised                                  -                 -
     Canceled                                   -         $    1.00

December 31:
     Outstanding                              .45               .45
     Exercisable                              .35               .33

Stock options outstanding at December 31, 1996 had a range of exercise prices of $.10 to $5.00 and an average remaining contractual life of eight years.

Options outstanding with an exercise price of less than $1.00 totaled 6,176,000, all of which were exercisable. The remaining 933,000 options outstanding had a price of $1.00 or greater of which 702,800 were exercisable as of December 31, 1997. The weighted average remaining contractual life for each of these groups of options was seven years and eight years, respectively.


ATI, INC.
Notes to Financial Statements, Continued
December 31, 1997 and 1996

Note 11 - Stock option plan, continued

In October 1995, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No.123, a new standard of accounting and reporting for stock-based compensation plans. The Company has adopted the new standard in 1996. The Company has continued to measure compensation cost for its stock option plan using the intrinsic value method of accounting it has historically used and, therefore, the new standard has no effect on the Company's operating results.

Had the Company used the fair value method of accounting for its stock option plan beginning in 1995 and charged compensation costs against income over the vesting period, net loss and net loss per share for 1997 and 1996 would have been increased to the following pro forma amounts:

                                       1997              1996

Net loss:
     As reported                       $ (179,826)       $  (129,627)
     Pro forma                           (308,031)          (212,305)

Net loss per share:
     As reported                             (.07)              (.05)
     Pro forma                               (.12)              (.08)

The pro forma information above only includes stock options granted in 1996 and 1997. Compensation expense under the fair value method of accounting will increase over the next few years as additional stock option grants are considered. The weighted-average grant-date fair value of options granted during 1997 and 1996 was $2.25 and $2.27, respectively. The weighted-average grant-date fair value of options was determined by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions:

                                        1997              1996

Risk-free interest rates                5.73%             5.90%
Expected life                           7 years           7 years
Expected volatility                     30%               30%
Expected dividends                      None              None


ATI, INC.
Notes to Notes to Financial Statements, Continued
December 31, 1997 and 1996

Note 12- Year 2000 issue

The Company has designed, developed and tested its software products to be Year 2000 compliant. However, it is possible that the current products may contain undetected errors or defects associated with Year 2000 functions.
Year 2000 compliance issues are expected to result in a significant amount of litigation against software vendors and the extent to which the Company may be affected is uncertain.

The Company has been informed by substantially all of its business application software suppliers that their software is Year 2000 compliant or will be by the end of 1998. The software from these suppliers is used in the Company's financial, sales, customer support and administrative operations. Accordingly, the Company expects that the advent of the millennium will have no adverse effect on its business, operating results and financial condition. However, there can be no assurances that Year 2000 problems will not occur with respect to the Company's computer systems. The Year 2000 problem may affect other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities.

